Form 10KSB
period 1997-12-31
FEDERAL MORTGAGE MANAGEMENT II INC
filed 1998-03-30
CIK 1026106

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549


                               FORM 10-K SB


          ANNUAL  REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended                              Commission File No.
December 31, 1997                                               333-15151


                   FEDERAL MORTGAGE MANAGEMENT II, INC.
          (Exact name of registrant as specified in its charter)


         Florida                                      65-0625618
------------------------------                 ---------------------------
State or other jurisdiction of                 IRS Employer Identification
incorporation or organization                              Number

          1800 Second Street, Suite 780, Sarasota, Florida  34236
          -------------------------------------------------------
            (Address of principal executive offices, zip code)

                               941-954-2328
                                -----------
           (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(b) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to
such filing requirements for the past 90 days.    / X / Yes   /  /  No.

As of December 31, 1997 the Company has 121 secured promissory Notes Payable (Notes) with a total of $1,606,500 principal balance outstanding. As indicated, the Company is a Company organized pursuant to Florida law. The Company had total revenues of $26,340 in 1997.


                                  PART I

Item 1.   Description of Business

      FEDERAL MORTGAGE MANAGEMENT II, INC., (the "Company") was organized under the Florida General Corporation Act in November 1995. All of the outstanding voting Common Stock is owned beneficially by Guy S. Della Penna, the sole member of the Board of Directors and the sole officer of the Company.

      The Company was formed and is being capitalized primarily to originate, underwrite, acquire, hold and deal in a portfolio of primarily first lien residential mortgage loans.

     The purchase of mortgage loans and insured instruments of deposit have been acquired in accordance with a specific acquisition policy described in the registration statement.

      Pending the purchase of Portfolio Loans, the Company may invest available cash in deposit or certificate accounts of state or federally chartered banking institutions with a least $500 million of assets or debt securities of the United States or instrumentalities thereof ( Federal Instruments ) or money market or equivalent funds at a New York Stock Exchange member firm with net assets of at least $200 million ( Money Market Funds ).

     In accordance with the acquisition policy the Company may:

     (a) Originate and acquire residential real estate mortgage loans (i) secured by a first lien on the collateral real estate, and (ii) with a loan balance not in excess of 90% of the estimated fair market value of the collateral real estate at the time of acquisition of the Portfolio Loan by the Company or, alternatively, a Portfolio Loan with a loan to value ratio in excess of 90% may be acquired by the Company provided that the Company s cost to acquire the loan does not exceed 85% of the estimated fair market value of the real estate as determined at the time of acquisition of the Portfolio Loan;

     (b) Originate and acquire unimproved real estate mortgage loans having a loan balance at the time of loan acquisition not greater than 50% of the estimated fair market value of the collateral real estate property, subject to the further condition that the aggregate principal balance of unimproved real estate mortgage loans shall not at any time exceed 10% of the aggregate principal balance of all Portfolio Loans;

     (c) In cases when the Company is acquiring a promissory note secured by a first lien mortgage on a parcel of property, originate or acquire a residential real estate mortgage loan secured by a second lien on the collateral real estate, provided that both loans, on an aggregate basis, meet the criteria of paragraph (a) above; provided however, that the aggregate principal balance of all second lien loans shall not at any time exceed 10% of the aggregate brincipal balance of all second lien loans shall not at any time exceed 10% of the aggregate principal balance of all Portfolio Loans;

     (d)  Originate, without limitation as to amount, short-term (up to  12
     months)   mortgage  loans  for  purposes  of  purchasing   undervalued
     residential real estate, as more fully described below; and

     (e) In all loan acquisition transactions, take into account the relative contribution in terms of cash flow to be provided by such loan or group of loans in the context of the Company s principal and interest obligations under the outstanding Notes.

      On November 26, 1997, the Company had received gross proceeds in excess of the minimum amount of $1,500,000 to break escrow under the Prospectus dated July 15, 1997, Commission Number 333-15151. As of December 31, 1997, the Company had received gross note proceeds of $1,606,500. Presented below is a summary of the use of proceeds from the Note offering as of December 31, 1997:

               Selling commissions                   $   109,320
               Offering management fee                    48,195
               Non-accountable  expense allowance         32,130
               Organizational and offering expense       122,729
               Purchase of federal instruments           175,539
               Purchase of residential mortgages
                  and interim financings               1,028,008
               Payment of note interest                   34,124
               Organizational expense reimbursement       32,520

               Cash remaining                             23,935
                                                     -----------
                  Gross offering proceeds            $ 1,606,500
                                                     ===========


      The  notes  were and continue to be sold on a best efforts  basis  by
Executive  Wealth Management Services, Inc., the managing underwriter.   As
of December 31, 1997, the offering was still open.

Supply of Portfolio Loans

      In  the  recent past there has been a limited supply of the types  of mortgage loans intended to be purchased as Portfolio Loans. The types of loans sought by the Company are not generally available through any recognized national market; rather, in each geographic region there appears to be a limited number of buyers and sellers involved in the market. Mr. Della Penna has established relationships with several buyers and sellers in Arkansas, California, Florida, Kansas, Missouri, North Carolina, Ohio, Oklahoma, Pennsylvania and Texas. Management believes that such sellers should be able to provide a steady source of Portfolio Loans for the Company, and that such buyers will provide a ready market for all of the mortgage notes purchased by the Company after the Company has seasoned and scrubbed such loans. At present, one company in Texas, Homevestors of America, Inc., ( Homevestors ), is providing a majority of the residential mortgage loans being purchased by FMIL and FMMI, and such loan originator may be the source of a significant amount of the mortgage loans purchased by the Company as Portfolio Loans. Mr. Della Penna beneficially owns approximately 17% of the Common Stock of Homevestors. Homevestors is establishing a network of individuals and companies which will buy and sell residential real estate with a focus on sales to credit impaired buyers and, in connection with such sales, originate mortgage loans on such real estate which will meet the Acquisition Policy of the Company.

Portfolio Loan Servicing

      The responsibility of servicing the Portfolio Loans of the Company is vested in the management of the Company. In that regard, management will be responsible for the collection of all principal and interest payments due under the terms of the Portfolio Loans, for the institution and prosecution of collection proceedings, including foreclosure, with respect to Portfolio Loans which are in default, the sale of property after completion of foreclosure, the acquisition and disposition of Portfolio Loans, including origination activities, and where appropriate, the elimination of origination deficiencies from nonconforming loans which otherwise involve acceptable credit and payment histories. Company management intends to arrange for the performance of Portfolio Loan service operations through FMIL, utilizing a loan servicing system which complies with FNMA standards. The Company will pay a monthly servicing fee of $1,500 plus .5% (on an annual basis) of the aggregate outstanding principal balance of the Portfolio Loans as of the end of the prior month.


Competition

      The Company anticipates that it will encounter competition from many sources in its efforts to acquire acceptable mortgage loans. The type of loans sought by the Company are not generally available through any recognized national market; rather, in each geographic region there appears to be a limited number of buyers and sellers involved in the market. Numerous investment and other entities are in the business of acquiring residential real estate mortgage loans on an ongoing basis. The basis of such competition in Portfolio Loan acquisitions is expected to relate to the ability of the Company to rapidly identify sources of loans for purchase, the ability of the Company to rapidly and effectively evaluate mortgage loans and the price that the Company is able and willing to pay for acceptable residential mortgage loans. FMIL and FMMI, affiliates of the Company and Guy S. Della Penna, are engaged in the acquisition, holding and disposition of residential real estate mortgage loans having the same or substantially the same characteristics as the mortgage loans to be acquired for the Company. In addition, Mr. Della Penna may form additional companies in the future which will engage in the same or similar business. All of such companies may compete with each other from time to time in acquiring mortgage loans from a limited pool of mortgage loans, as well as in the sale of such loans to third parties.

Custody Agreement.

      The Notes were issued pursuant to an indenture and custody agreement (the Custody Agreement ), and the notes and mortgages comprising the Portfolio Loans are held by, and in the name of, Michael Hric, P.A., as trustee (the Trustee ), acting as agent for the holders of the Notes. The Custody Agreement does not contain provisions meeting the requirements of the Trust Indenture Act of 1939, although the holders of the Notes and the Trustee will have certain rights which correspond to some of the requirements of such act. The Trustee will acquire and maintain a lien on the Portfolio Loans (as well as the proceeds of any sale of a Portfolio Loan until the same is reinvested in another Portfolio Loan or paid out to the Noteholders) and any real estate acquired upon foreclosure of a Portfolio Loan. Pending the purchase of Portfolio Loans, the Company may invest available cash in Federal Instruments or Money Market Funds which will also be held by the Trustee under the Custody Agreement. The Portfolio Loans and Federal Instruments, as well as the cash proceeds from the sale thereof, Money Market Funds, and any real estate acquired upon foreclosure of a Portfolio Loan are hereinafter referred to as Eligible Collateral. As a general matter, cash payments on the Portfolio Loans, representing the repayment of principal and interest thereon, will be paid directly to the Company, and the Trustee will not have possession and control over the cash from these payments. Pursuant to the Custody Agreement, the Trustee will at all times hold Eligible Collateral with an aggregate Unadjusted Value (as defined below) equal to at least 60% of the aggregate outstanding principal balance of the Notes. The Unadjusted Value of a Federal Instrument is the cash value of the instrument. Money Market Funds are considered cash equivalents and the Unadjusted Value of Money Market Funds is the current balance of such funds. The Unadjusted Value of a Portfolio Loan is equal to the outstanding balance due under the loan, and may exceed the amount which could be obtained upon an immediate sale of the same. The Unadjusted Value of real estate owned by the Company as a result of a Portfolio loan foreclosure will be valued at the lesser of the estimated fair market value of the property received by the Company upon foreclosure or the principal balance of the loan at the time of foreclosure plus accrued interest and fees and costs incurred by the Company in connection with such foreclosure process, and also may exceed the amount which could be obtained upon an immediate sale of the same. To the extent that the value of the Eligible Collateral held by the Trustee is less than the aggregate principal and interest obligations represented by the Notes, or if the Trustee does not maintain a perfected security interest on the Eligible Collateral held by it, the Notes will be general unsecured obligations of the Company.

Item 2.   Properties

      At December 31, 1997, the significant assets of the Company were constituted by the first lien residential mortgage loans, interim financing loans and certificates of deposit in the amount of $1,010,508 and $175,539, respectively. The mortgaged properties included in the loan portfolio at December 31, 1997, are located in Florida, Kansas, Missouri and Texas. (See Item 1 for discussion of mortgage activity, including servicing and portfolio turnover policy.)


Item 3.   Legal Proceedings

      The Company was not a party to any litigation for the period ended December 31, 1997 nor is any litigation or claim threatened.


Item. 4   Submission of Matters to a Vote of Security Holders

     NOT APPLICABLE


                                  PART II



Item 5.   Market for Common Equity and Related Stockholder Matters

      At December 31, 1997, all of the outstanding voting equity securities of the Company were held of record and beneficially by Guy S. Della Penna. Mr. Della Penna is the promoter and sole director and officer of the Company. There is no present market for the Common Stock of the Company.


Item 6.   Management s Discussion and Analysis or Plan of Operations

     Plan of Operation

      The  Company  received gross Note proceeds in excess of  the  minimum principal amount of $1,500,000 on November 26, 1997. The Company was required to pay monthly interest to Noteholders starting December, 1997 in accordance with the registration statement, even though the Company was not fully invested in a portfolio of mortgage loans.

      The Company utilizing the Note proceeds from the public offering, has acquired mortgage loans secured by first liens on real estate, interim financing, as well as insured certificates and instruments of deposit or debt securities issued by the United States and instrumentality s thereof in accordance with an expressed Acquisition Policy. Acquired mortgage loans must have an amortization schedule with respect to monthly payments or principal and interest not in excess of 360 months (30 years) from the time that the mortgage loan acquired was originated or periodic payments of interest only.

      Scheduled principal and interest payments on portfolio loans at December 31, 1997, represent an annualized rate of return of approximately 16% on the basis of the Company costs in acquiring such portfolio loans and an annualized rate of return of approximately 15.03% (stated rate) on the basis of the unpaid principal balance of the Portfolio Loans at December 31, 1997.
      At December 31, 1997, the portfolio of the Company consisted of mortgage notes with a carrying value of $1,010,508. The following table shows the mortgage notes at a face value and carrying value which takes into consideration the discount, principal payments and an allowance for loss:

                                             Allowance
                                Principal    for
   Face Value      Discount     Payments     Loss         Carrying Value
   ----------     ----------    ----------   ---------    --------------
   $1,128,563     $(100,555)    $  (0)       $(17,500)      $1,010,508

      At  December 31, 1997, the underlying real estate collateral  of  the
Company  s  portfolio  of  mortgage  loans  have  an  appraised  value   of
approximately  $1,639,234 or a carrying value to appraised value  ratio  of
 .62 to 1. The collateral real estate securing such loans as of December 31, 1997 was residential real estate and interim financing. The Company held no unimproved real estate loans as of December 31, 1997.

      Upon capitalization during December, 1997, the Company purchased residential mortgage loans and interim financing loans having a principal balance of $1,128,563 for $967,636. The Company did not consummate any sales of mortgage loans during December 1997.


7. Managements Discussion and Analysis of Financial Condition and Results of Operation

                                     1997         1996      Increase
(Decrease)
                                   --------     --------    ----------
REVENUE

Interest income-residential
   mortgage loans                  $  6,827     $   ---     $  6,827
Other revenue                        19,513         ---       19,513

EXPENSES

Advertising                          12,935          165      12,770
Consulting                           20,120          ---      20,120
Interest expense                     47,098          ---      47,098
Management fees                      41,096          ---      41,096
Other expense                           349          892        (543)
Provision for loss                   17,500          ---      17,500
Service fees                          1,500          ---       1,500


      For the year ended December 31, 1997, the Company experienced a net loss of $114,260. This loss was attributed to the initial operational activities such as interest expense of $47,098. This reflects the first payment due to the investors, accrued from the date that their subscription document was accepted and at their invested note rate.

      Advertising expense of $12,935 reflects expenses reimbursed for the raising of additional capital.

      Consulting fees of $20,120 reflect legal fees of $6,294, accounting fees of $9,017, other consulting-mortgage broker $3,309 and trustee fees of $1,500.

      Management fees of $41,096 which reflects a standard 3% of the aggregate face value of the Eligible Collateral as of December 31, 1997.

       Provision for loss of $17,500 reflects an allowance for the possibility of losses sustained in the process of buying and selling mortgage notes.

Item 8.   Financial Statements and Supplementary Data

      Included in the Annual Report on Form 10K-SB as Exhibit 1 are the audited financial statements specified in Instruction (a) to Item 7.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     NOT APPLICABLE

                                 PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

      The day-to-day business and affairs of the Company are managed and carried out the by President. Mr. Guy S. Della Penna serves as the sole director and President of Federal Mortgage Management II, Inc. Information concerning Mr. Della Penna is presented below:

      Mr. Della Penna, age 45, has been a resident of Sarasota, Florida since 1980 and is the founder and President of Capital Management Group, Inc. Capital Management Group, Inc. was organized by Mr. Della Penna in 1989. Under the auspices of Capital Management Group, Inc., Mr. Della Penna has provided financial and tax consulting and advisory services to individuals and corporate entities. Capital Management Group, Inc. also acts as general agent for various insurance companies. Mr. Della Penna is a General Securities Principal and Financial and Operations Principal pursuant to NASD Rules. Additionally, at December 31, 1996, Mr. Della Penna was the majority shareholder, director and officer of Executive Securities, Inc., the manager of the Note offering. Mr. Della Penna has been active in the financial industry for approximately 19 years. During the period April 1980 to January 1986, Mr. Della Penna served as the Assistant to the Chairman of the Board of Snelling & Snelling, Inc., as well as Assistant Treasurer. Snelling & Snelling, Inc. is a franchiser of an employee recruitment business. While with such firm, Mr. Della Penna also served as a member of the Executive, Acquisition and Pension and Profit Sharing committees. Mr. Della Penna also served as the personal business manager and financial advisor to the Snelling family and affiliated entities and in such capacity, was responsible for cash management, tax and investment analysis and commitments. The Snelling family are the principal shareholders of Snelling & Snelling, Inc. During the period April, 1978 through February 1980, Mr. Della Penna was an associated person of Lehman Brothers, New York, New York, where he was involved in the structuring, documentation and marketing of tax exempt financings issued by state and local governments. Mr. Della Penna holds a Bachelor of Science degree in Business Administration from Ithaca College, Ithaca, New York and received a Master of Business Administration degree in Finance from the State University of New York, Albany, New York.

Item 11.  Executive Compensation

                                SUMMARY COMPENSATION TABLE

                                Long Term Compensation

                Annual Compensation               Awards    Payouts

(a)       (b)   (c)        (d)     (e)     (f)        (g)        (h)        (I)

                                   Other              Securities
Name                               Annual  Restricted Under-     All Other
and                                Compen- Stock      lying      LTIP      Compen-
Principal                          sation  Award(s)   Options/   Payouts   sation
Position  Year  Salary($) Bonus($)  ($)     ($)       SARs (#)   ($)         ($)
--------- ----  --------- -------- ------  ---------- --------   --------  ---------
Guy S.
Della Penna
President/CEO
          1997   ---       ---    $41,096     ---      ---         ---        ---




Item 12.  Security Ownership of Certain Beneficial Owners and Management

     As of December 31, 1997, Mr. Della Penna, President and CEO, owns 100% of the outstanding shares of common stock.

Item 13.  Certain Relationships and Related Transactions


     Management fees of $41,096 were paid for the period ending December 31, 1997, to an affiliated company, Capital Mortgage Management. Mr. Della Penna is the 100% stockholder of this affiliated Company.



Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

       NOT APPLICABLE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              FEDERAL MORTGAGE MANAGEMENT II, INC.




BY:                                      Guy S. Della Penna
                              --------------------------------------
                               Guy S. Della Penna, President & Chief
Executive Officer


March 1998