Form 10QSB
period 1998-03-31
FEDERAL MORTGAGE MANAGEMENT II INC
filed 1998-05-14
CIK 1026106

6

                                                                          7



                  U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                FORM 10Q-SB

            Quarterly Report Pursuant to Section 13 or 15(d) of
                    the Securities Exchange Act of 1934

For the three months ended                   Commission File Number
March 31, 1998                               33-48017-A

                   FEDERAL MORTGAGE MANAGEMENT II, INC.
                          (a Florida corporation)
          (Exact name of Registrant as specified in its Charter)
              Florida                                  65-0025618
------------------------------              ---------------------
State or other jurisdiction of                    I.R.S. Employer
incorporation or organization               Identification Number

           1800 Second St., Suite 780, Sarasota, Florida  34236
            ---------------------------------------------------
            (Address of principal executive offices, zip code)

Registrant's telephone number, including area code:  (941) 365-4200

Securities registered pursuant to Section 12(b) of the Act:

Securities registered pursuant to Section 12(g) of the Act:

      Indicate  by  check mark whether the Registrant  (1)  has  filed  all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /.

     For the three months ended March 31, 1998, the Registrant had revenues of $99,989.

      As of March 31, 1998, the Company had 141 secured promissory notes payable (Notes) with a total of $2,242,500 principal balance outstanding.


                 PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

      Set forth below are the unaudited financial statements reflecting the Company's financial condition as of March 31, 1998, and the related statements of operations and shareholders' equity for the three months ended March 31, 1998 and 1997.


      [THE BALANCE OF THIS PAGE INTENTIONALLY LEFT BLANK]



                   FEDERAL MORTGAGE MANAGEMENT II, INC.

                               BALANCE SHEET

                        MARCH 31, 1998 (Unaudited)


ASSETS
CURRENT ASSET
      Cash                                    $  198,877
      Residential mortgage notes                 991,938
      Account receivable                          23,219
      Prepaid expenses                             3,000
      Certificates of deposit                    427,975
                                              ----------
                   Total current assets        1,645,009

OTHER ASSET
      Deferred financing costs                   484,584
      Equipment at cost, net
      of accumulated depreciation                 17,100
                                              ----------
                   Total other assets            501,684
                                              ----------

TOTAL ASSETS                                  $2,146,693
                                              ==========


LIABILITIES AND STOCKHOLDER'S DEFICIENCY

CURRENT LIABILITIES
      Accounts payable                        $   28,761
      Notes payable                            2,242,500
                                              ----------
                  TOTAL LIABILITIES            2,271,261

STOCKHOLDER S EQUITY

      Common stock, $.01 par value
        1,000 shares authorized, 100 shares
          issued and outstanding                       1
      Additional paid-in capital                     999
       Accumulated deficit                      (125,568)
                                              -----------
          Total Stockholders deficiency         (124,568)
                                              -----------

TOTAL LIABILITIES AND STOCKHOLDERS DEFICIENCY $2,146,693
                                              ===========




                   FEDERAL MORTGAGE MANAGEMENT II, INC.

                          STATEMENT OF OPERATIONS

                        THREE MONTHS ENDED MARCH 31
                                (UNAUDITED)



                                     1998           1997
                                     ----           ----
REVENUE
   Interest income                 $  24,803      $   ---
   Gain on Sale of mortgage           77,924          ---
   Other income                        3,300          ---
                                     106,027          ---
EXPENSES
   Accounting and legal                7,887          800
    Insurance                            677          ---
   Interest                           48,646          ---
   Licenses, fees and reports            618          165
   Promotion and marketing             3,740          ---
   Miscellaneous                         151        1,407
   Office expenses                     3,347           45
   Salaries and wages                 23,166          ---
   Service fees                        5,602          ---
   Taxes                               2,394          ---
   Travel                              1,473          ---
   Commission                          3,785          ---
   Rent                                2,865          ---
   Consulting                          9,927          ---
                                   ----------     -------

                                     114,278        1,010
                                   ----------     -------

NET(LOSS)/INCOME                     $(8,251)     $(1,010)
                                   ==========     =======


                   FEDERAL MORTGAGE MANAGEMENT II, INC.

             STATEMENT OF CHANGES IN STOCKHOLDER'S DEFICIENCY

                THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                (UNAUDITED)



                                    Additional  Accumu-
                          Common    Paid-In     lated
                          Stock     Capital     Deficit     Total
                          ------    ----------  -------   ---------
Balance January 1, 1997   $    1    $     999   $(3,057)  $(2,057)
Net Loss                                         (1,010)   (1,010)
                          ------    ----------  -------   ---------

Balance
March 31, 1997            $    1    $     999   $(4,067)  $(3,067)
                          ======    ==========  =======   =========


                                    Additional   Accumu-
                          Common    Paid-In      lated
                          Stock     Capital      Deficit    Total
                          ------    ----------   -------  ----------

Balance January 1, 1998  $    1    $     999   $(117,317)   $(116,317)

Net Loss                                          (8,251)      (8,251)
                         ------    ----------  ----------   ----------

Balance
March 31, 1998           $    1    $     999   $(125,568)   $(124,568)
                         ======    ==========  ==========   ==========





                   FEDERAL MORTGAGE MANAGEMENT II, INC.

                          STATEMENT OF CASH FLOWS

                FOR THE THREE  MONTH PERIOD ENDED MARCH 31

                                (UNAUDITED)



                                            1998           1997
                                          ----------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                             $ (8,251)      $(1,010)
                                          ----------     ---------

(Increase) decrease in operating assets:
     Accounts receivable                     6,489           ---
     Portfolio of residential
             mortgage notes                 18,570           ---
     Prepaid expenses                        9,000        (3,005)
     Purchase of assets                    (17,100)          ---
     Deferred financing costs             (175,620)          ---
Increase (decrease) in
          operating liabilities:
     Accounts payable                      (41,710)         4,015
                                          ----------     --------
          Total adjustments               (200,371)         1,010
                                          ----------     --------
          Net cash used in
          operating activities:           (208,622)          ---


CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of certificates of deposit  (252,436)          ---

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from note issuance           636,000           ---
                                          ----------     --------
          Net cash provided by
         financing activities              636,000           ---
                                          ----------     --------


INCREASE IN CASH                           174,942           ---

CASH AT BEGINNING OF PERIOD                 23,935            449
                                          ---------      --------

CASH AT END OF PERIOD                     $198,877       $   449
                                          =========      ========



                   FEDERAL MORTGAGE MANAGEMENT II, INC.

                       NOTES TO FINANCIAL STATEMENTS

            FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                (UNAUDITED)

NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Federal Mortgage Management II, Inc. (the Corporation), a Florida corporation, was organized in November 1995. The Company was formed and is being capitalized primarily to originate, underwrite, acquire, hold and deal in a portfolio of primarily first lien residential mortgage loans. The purchase of mortgage loans and insured instruments of deposit have been acquired in accordance with a specific acquisition policy described in the registration statement.

Portfolio of Residential Mortgage Loans

Residential mortgage loans are recorded at lower of cost or fair market value. Purchase discounts are not amortized because the mortgage loans are held for resale and typically sold after being owned by the Company for several months. The amortization of the discount would not be materially significant to the operating results of the Corporation.

NOTE 2 -  INVESTMENT IN SECURITIES

The Corporation's investments in securities are classified in three categories and accounted for as follows:

     Trading Securities. Securities held for resale in the near term. Unrealized gains and losses on securities are included in other income.

     Securities to be Held to Maturity. Instruments for which the Corporation has the positive intent and ability to hold to maturity are reported at cost, adjusted for amortization of premiums and accretion of discounts which are recognized in interest income using the interest method over the period to maturity.

     Securities Available for Sale. Securities available for sale consist of zero coupon certificates of deposit which are not classified as trading securities nor as securities to be held to maturity.


Declines in the fair value of individual held-to-maturity and available-for-sale securities below their costs that are other than temporary would result in write-downs of the individual securities to their fair value.
The Corporation presently has experienced no such declines.

Gains and losses on the sale of securities available for sale are determined using the specific-identification method.


                   FEDERAL MORTGAGE MANAGEMENT II, INC.

               NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)

            FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                (UNAUDITED)


NOTE 3  -  PORTFOLIO OF RESIDENTIAL MORTGAGE LOANS

The Corporation purchases residential mortgage loans at a discount from the face amount of the loans with the intention of selling the loans at a gain after servicing them for a relatively short period of time. The mortgage loans are purchased by investors based on various factors inherent in the group of mortgages presented for sale which are considered in the negotiating process. The fair market value of the mortgage loans at March 31, 1998 at a minimum, approximates cost after assessing the credit risks associated with the portfolio.

The portfolio of residential mortgage loans consist of the following:


               Face value            $1,067,007
               Discount                 (57,693)
               Principal payments           124
               Allowances for losses    (17,500)
                                     -----------
               Carrying value        $  991,938
                                     ===========

The mortgages have various maturities ranging from 6 months to 30 years, and varying interest rates ranging from 12% to 18%. The residential mortgage loans are secured by first liens on residential real property. The Corporation s policy is to acquire residential mortgage loans with balances that do not exceed 90% of the fair market value of the real estate or the loan acquisition price does not exceed 80% of the fair market value of the collateral real estate at the time of the loan acquisition.

NOTE 4  -  NOTES PAYABLE

The Corporation issued notes through a public offering to finance the purchase of residential mortgage loans. The notes have interest rates ranging from 8.0% to 10.0% depending on the terms which range from 48 months to 72 months. Interest is paid monthly with principal being paid at maturity. Aggregate principal maturities on notes are as follows:



          2001                         34,000
          2002                         99,000
          2003                      2,109,500
                                   ----------
          Notes payable            $2,242,500
                                   ==========


The notes are collateralized by all the assets of the Corporation. For the three months ended March 31, 1998, the Corporation incurred interest expense of $48,646 related to the notes payable.


                   FEDERAL MORTGAGE MANAGEMENT II, INC.

               NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)

            FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                (UNAUDITED)



NOTE 5 -  RELATED PARTY TRANSACTIONS

The sole stockholder and affiliated entities enter into transactions with the Corporation as follows.

The stockholder is the majority stockholder in the best efforts managing underwriter broker/dealer which received compensation of $75,620 during the three months ended March 31, 1998. The $75,620 consisted of $43,820 in commissions, $19,080 in note offering management fees and $12,720 in non-accountable expense allowance.

For the three months ended March 31, 1998, the Corporation utilized office space rented from an affiliate for which it paid $2,865, and none for the same period ended 1997.

An affiliated company services the mortgages of the Corporation. For the three months ended March 31, 1998, the Corporation paid servicing fees to the affiliate in the amount of $5,602. The Company did not have any mortgages for the same period ended, hence, there were no service fees paid during that period.

NOTE 6  -  STOCKHOLDER'S EQUITY

Preferred Stock

The Board of Directors will establish the dividend rate, redemption price and rights of the holders of preferred stock prior to the date of issuance of the shares of stock. No preferred stock has been issued as of March 31, 1998. The Board of Directors has not established the preferred stockholders' preferences and rights as of the date of this report.

NOTE 7  -  DEFERRED FINANCING COSTS

Deferred financing costs consist of legal and accounting fees associated with the filing of the registration statement with the Securities and Exchange Commission as well as costs incurred for the promotion of the issuance of the promissory notes.



NOTE 8  -  INCOME TAXES

The Corporation is recognized as a sub-chapter S Corporation by the Internal Revenue Service. Therefore, the financial statements include no provision for federal income taxes since the income or loss is reportable on the tax return of the stockholder.



                   FEDERAL MORTGAGE MANAGEMENT II, INC.

               NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)
            FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                (UNAUDITED)



NOTE 9 -  FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

In addition to the portfolio of residential mortgage loans, financial instruments that also subject the Corporation to concentrations of credit risk consist principally of cash deposits. The Corporation places these investments with a single financial institution. Deposits are insured up to $100,000. At any time, the Corporation may have cash deposits exceeding the uninsured amount. The following details financial instruments with off balance sheet risk for the Company at March 31, 1998:

     Certificate of deposit face        $508,379
     Certificate of deposit discount    (80,404)
                                        ---------
     Carrying value at March 31, 1998   $427,975
                                        =========

NOTE 10 - FAIR VALUE OF FINANCIAL INSTRUMENTS IN ACCORDANCE WITH
THE REQUIREMENTS OF SFAS NO. 107

The Corporation's financial instruments consist of all of its assets and liabilities with the exception of other real estate and deferred financing costs. The Corporation's management has determined that the fair value of all of its financial instruments is equivalent to the carrying cost. The mortgage portfolio is purchased with the intent of a relatively short holding period of several months. Therefore, any differences in the value of the mortgage portfolio due to changes in market interest rates are minimal. Furthermore, each purchase and sale of mortgages by the Corporation is a private, negotiated transaction. There is no readily established market for the Corporation's mortgage portfolio.


NOTE 11 -  CLASSIFICATION OF MORTGAGE PORTFOLIO IN ACCORDANCE
WITH  THE REQUIREMENTS OF SFAS NO. 115

The Corporation's mortgage portfolio is a trading security. As such, it is required to be carried at fair value, with any unrealized holding gains or losses included in earnings. For the reasons, discussed in
Note 3, the carrying value of the mortgage portfolio has been determined by the Partnership's management to be equivalent to its carrying cost.

Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company, utilizing the Note proceeds from the public offering, has acquired mortgage loans secured by first liens on real estate, as well as insured certificates and instruments of deposit or debt securities issued by the United States and instrumentality s thereof in accordance with an expressed Acquisition Policy. On November 26, 1997, the Company had received gross proceeds in excess of the minimum amount of $1,500,000 to break escrow under the Prospectus dated July 15, 1997, Commission Number 333-15151. As of March 31, 1998, the Company had received gross note proceeds of $2,242,500. Presented below is a summary of the use of proceeds from the Note offering as of March 31, 1998:


     Selling commissions                          $  153,140
     Offering management fee                          67,275
     Non-accountable expense allowance                44,850
     Organizational and offering expense             219,319
     Purchase of federal instruments                 427,975
     Purchase of residential mortgages
     and interim financings                        1,015,744
     Payment of note interest                         82,770
     Organizational expense reimbursement             32,550
     Cash remaining                                  198,877
                                                  ----------
               Gross offering proceeds            $2,242,500
                                                  ==========

Scheduled principal and interest payments on portfolio loans at March 31, 1998, represent an annualized rate of return of approximately 16% on the basis of the Company s cost in acquiring such portfolio loans and an annualized rate of return of approximately 16% (stated rate) on the basis of the unpaid principal balance of the portfolio loans at March 31, 1998.

At March 31, 1998 the portfolio of the Company consisted of mortgage notes with a carrying value of $991,938. The following table shows the mortgage notes at face value and carrying value which takes into consideration the discount and principal payments:


                              Principal Allowance
Face Value     Discount       Payments  For Losses     Carrying Value
----------     --------       --------- ----------     --------------
$ 991,938      ($57,693)        ($124)   $(17,500)     $   991,938


At March 31, 1998, the underlying real estate collateral of the Company's portfolio of mortgage loans have an appraised value of approximately $1,600,241, or a loan value to appraised value ratio of 65%. The collateral real estate securing such loans as of March 31, 1998 was residential real estate. The Company held no unimproved real estate loans as of March 31, 1998.

There are 3 mortgage loans with a carrying value of $123,150 that are delinquent (in terms of scheduled principal and interest payments) as of March 31, 1998. These loans represent 12% of the carrying value of the portfolio. The Company has initiated foreclosure procedures on 3 of the delinquent mortgage loans. These loans have a fair market value of approximately $101,254, with a carrying value of $52,650. Upon successful foreclosure, the Company expects to recognize a gain on the subsequent sale of the properties.

The Company began operations in December 1997, after attaining the minimum gross proceeds on November 26, 1997. The first quarter ended March 31, 1998, reflects the Company s swing into full operations. All revenue and most all expenses were up substantially over 1997 figures for the same quarter. (See Statement of Operations, page 4).



            (THE BALANCE OF THIS PAGE INTENTIONALLY LEFT BLANK)


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.
               Not applicable

Item 2.  Changes in Securities.
               Not applicable

Item 3.  Defaults Upon Senior Securities.
               Not applicable

Item 4.  Other Information.
               Not applicable

Item 5.  Exhibits and Reports on Form 8-K.
               None





            (THE BALANCE OF THIS PAGE INTENTIONALLY LEFT BLANK)





        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            FEDERAL MORTGAGE MANAGEMENT II, INC.




May 13, 1998           By     Guy. S. Della Penna
                       -------------------------------------
                              Guy S. Della Penna, President &
                              Chief Executive Officer