Form 10QSB
period 1998-06-30
FEDERAL MORTGAGE MANAGEMENT II INC
filed 1998-08-12
CIK 1026106

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                FORM 10Q-SB

            Quarterly Report Pursuant to Section 13 or 15(d) of
                    the Securities Exchange Act of 1934

For the six months ended                     Commission File Number
June 30, 1998                                33-48017-A

                   FEDERAL MORTGAGE MANAGEMENT II, INC.
                          (a Florida corporation)
          (Exact name of Registrant as specified in its Charter)
              Florida                                  65-0025618
------------------------------       ---------------------
State or other jurisdiction of                    I.R.S. Employer
incorporation or organization               Identification Number

           1800 Second St., Suite 780, Sarasota, Florida  34231
           ----------------------------------------------------
            (Address of principal executive offices, zip code)

Registrant's telephone number, including area code:  (941) 365-4200

Securities registered pursuant to Section 12(b) of the Act:

Securities registered pursuant to Section 12(g) of the Act:

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes / X / No / /.

     For the six months ended June 30, 1998, the Registrant had revenues of $225,504.

      As of June 30, 1998, the Company had 145 secured promissory notes payable (Notes) with a total of $2,368,500 principal balance outstanding.




PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

      Set forth below are the unaudited financial statements reflecting the Company's financial condition as of June 30, 1998, and the related statements of operations and shareholders' equity for the six months ended June 30, 1998 and 1997.

                     FEDERAL MORTGAGE MANAGEMENT II, INC.

                               BALANCE SHEET

                         JUNE 30, 1998 (Unaudited)

                                     ASSETS
CURRENT ASSET
      Cash                                     $  338,205
      Residential mortgage notes                  991,561
      Account receivable                           23,939
      Prepaid expenses                             43,000
      Certificates of deposit                     324,823
                                                ---------
                   Total current assets         1,721,528

OTHER ASSET
      Deferred financing costs, net of
       accumulated amortization                   482,892
      Equipment at cost, net of
       accumulated depreciation                    17,455
                                               ----------
                   Total other assets             500,347
                                               ----------

TOTAL ASSETS                                   $2,221,875
                                               ==========

                 LIABILITIES AND STOCKHOLDER'S DEFICIENCY

CURRENT LIABILITIES
      Accounts payable                         $   25,532
      Notes payable                             2,368,500
                                               ----------
                  TOTAL LIABILITIES             2,394,032
                                               ----------



STOCKHOLDERS EQUITY

      Common stock, $.01 par value
        1,000 shares authorized, 100 shares
          issued and outstanding                        1
      Additional paid-in capital                      999
       Accumulated deficit                       (173,157)
                                               -----------
       Total Stockholders deficiency             (172,157)
                                               -----------
TOTAL LIABILITIES AND STOCKHOLDERS DEFICIENCY  $2,221,875
                                               ===========

                     FEDERAL MORTGAGE MANAGEMENT II INC.

                          STATEMENT OF OPERATIONS

                 Six Months and Three Months Ended June 30
                                (Unaudited)

                          Six Months Ended    Three Months Ended
                        June 30 (Unaudited)  June 30 (Unaudited)

                          1998       1997       1998       1997
                          --------   --------   --------  -------
REVENUE
  Interest income         $ 59,364   $  ---     $ 34,561  $  ---
  Gain on sale
   of mtg loans            158,264      ---       80,341     ---
  Other income               7,876      ---        4,574     ---
                          --------   --------   --------   ------
     Total Revenue         225,504      ---      119,476     ---

EXPENSES
  Accounting and legal      11,097     2,508       3,210    1,707
  Advertising                7,170      ---        3,430     ---
  Amortization/
    Depreciation            17,527      ---       17,527     ---
  Commission                11,577      ---        7,792     ---
  Consulting                21,443      ---       11,516     ---
  Insurance                  1,122      ---          445     ---
  Interest                 107,259      ---       58,613     ---
  Licenses, fees/reports      ---        165        ---      ---
  Management fees           27,839      ---       27,839     ---
  Miscellaneous              3,213      ---        2,444     ---
  Office expenses            6,143        51       2,796        7
  Rent                       5,730      ---        2,865     ---
  Salaries and Wages        42,804      ---       19,638     ---
  Service fees              10,980      ---        5,378     ---
  Taxes                      4,550      ---        2,156     ---
  Travel                     2,890      ---        1,417     ---
                          --------   --------   --------  -------

Total expenses             281,344     2,724     167,066    1,714
                          --------   --------   --------  -------

NET LOSS/INCOME           $(55,840)  $(2,724)   $(47,590) $(1,714)
                          =========  ========   ========= ========

                         FEDERAL MORTGAGE MANAGEMENT II, INC.

             STATEMENT OF CHANGES IN STOCKHOLDER'S DEFICIENCY

                  SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                (UNAUDITED)

                                   Additional Accumu-
                         Common    Paid-In    lated
                         Stock     Capital    Deficit        Total
                         ------    ---------- ----------   -----------
Balance January 1, 1997  $    1    $     999  $   (3,057)  $   (2,057)

Net Loss                                          (2,724)      (2,724)
                         ------    ---------- -----------   -----------

Balance
June 30, 1997            $    1    $     999  $   (5,781)   $  (4,781)
                         ======    ========== ===========   ===========

                                   Additional Accumu-
                         Common    Paid-In    lated
                         Stock     Capital    Deficit         Total
                         --------  ---------- ---------    ------------
Balance January 1, 1998  $      1  $      999 $ (117,317)  $   (116,317)

Net Loss                                         (55,840)       (55,840)
                         --------  ---------- -----------   ------------
Balance
June 30, 1998            $      1  $      999 $ (173,157)   $  (172,157)
                         ========  ========== ===========   ============

                   FEDERAL MORTGAGE MANAGEMENT II, INC.

                          STATEMENT OF CASH FLOWS

                  FOR THE SIX  MONTH PERIOD ENDED JUNE 30

                                (UNAUDITED)


                                              1998           1997
                                          ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                             $  (55,840)    $     (2,724)
                                          ------------   ------------

(Increase) decrease in operating assets:
     Accounts receivable                      17,769             ---
     Portfolio of residential
       mortgage notes                         18,947             ---
     Prepaid expenses                        (43,000)           (7,500)
     Purchase of assets                      (18,330)            ---
     Depreciation/Amortization                17,527             ---
     Deferred financing costs               (190,582)           (5,607)
Increase (decrease) in
     operating liabilities:
     Accounts payable                        (44,938)           15,666
                                           ------------   ------------
          Total adjustments                 (242,607)            2,559
                                           ------------   ------------
          Net cash used in operating
             activities:                    (298,447)             (165)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of certificates of deposit    (324,822)            ---
     Sale of certificates of deposit         175,539             ---

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from note issuance             762,000             ---
                                          ------------   ------------
          Net cash provided by
           financing activities              612,417             ---
                                          ------------   ------------


INCREASE IN CASH                             314,270             (165)

CASH AT BEGINNING OF PERIOD                   23,935              449
                                          ------------   ------------
CASH AT END OF PERIOD                     $  338,205       $      284
                                          ============   ============

                           FEDERAL MORTGAGE MANAGEMENT II, INC.

                       NOTES TO FINANCIAL STATEMENTS

              FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                (UNAUDITED)

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

Declines in the fair value of individual held-to-maturity and available-for-sale securities below their costs that are other than temporary would
result in write-    downs of the individual securities to their fair value.
The Corporation presently     has experienced no such declines.

Gains and losses on the sale of securities available for sale are determined using the specific-identification method.

NOTE 3  -  PORTFOLIO OF RESIDENTIAL MORTGAGE LOANS

The Corporation purchases residential mortgage loans at a discount from the face amount of the loans with the intention of selling the loans at a gain after servicing them for a relatively short period of time. The mortgage loans are purchased by investors based on various factors inherent in the group of mortgages presented for sale which are considered in the negotiating process. The fair market value of the mortgage loans at June 30, 1998 at a minimum, approximates cost after assessing the credit risks associated with the portfolio.

The portfolio of residential mortgage loans consist of the following:

               Face value            $1,062,987
               Discount                 (53,861)
               Principal payments           (65)
               Allowances for losses    (17,500)
                                     -----------
               Carrying value        $  991,561
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

The Corporation issued notes through a public offering to finance the purchase of residential mortgage loans. The notes have interest rates ranging from 8.0% to 10.0% depending on the terms which range from 48 months to 72 months. Interest is paid monthly with principal being paid at maturity. Aggregate principal maturities on notes are as follows:

          2001                         38,000
          2002                         99,000
          2003                      2,231,500
                                  -----------
          Notes payable            $2,368,500
                                  ===========

The notes are collateralized by all the assets of the Corporation. For the six months ended June 30, 1998, the Corporation incurred interest expense of $107,259 related to the notes payable.

                   FEDERAL MORTGAGE MANAGEMENT II, INC.

               NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)

              FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                (UNAUDITED)



NOTE 5 -  RELATED PARTY TRANSACTIONS

The sole stockholder and affiliated entities enter into transactions with the Corporation as follows.

The stockholder is the majority stockholder in the best efforts managing underwriter broker/dealer which received compensation of $90,580 during the six months ended June 30, 1998. The $90,580 consisted of $52,480 in commissions, $22,860 in note offering management fees and $15,240 in non-accountable expense allowance.

For the six months ended June 30, 1998, the Corporation utilized office space rented from an affiliate for which it paid $5,730, and none for the same period ended 1997.

An affiliated company services the mortgages of the Corporation. For the six months ended June 30, 1998, the Corporation paid servicing fees to the affiliate in the amount of $10,980. The Company did not have any mortgages for the same period ended 1997, hence, there were no service fees paid during that period.

NOTE 6  -  STOCKHOLDER'S EQUITY

Preferred Stock

The Board of Directors will establish the dividend rate, redemption price and rights of the holders of preferred stock prior to the date of issuance of the shares of stock. No preferred stock has been issued as of June 30, 1998. The Board of Directors has not established the preferred stockholders' preferences and rights as of the date of this report.

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

NOTE 9 -  FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

In addition to the portfolio of residential mortgage loans, financial instruments that also subject the Corporation to concentrations of credit risk consist principally of cash deposits. The Corporation places these investments with a single financial institution. Deposits are insured up to $100,000. At any time, the Corporation may have cash deposits exceeding the uninsured amount. The following details financial instruments with off balance sheet risk for the Company at June 30, 1998:

          Certificate of deposit face            $373,379
          Certificate of deposit discount         (48,556)
                                               -----------
          Carrying value at March 31, 1998     $  324,823
                                               ===========

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


NOTE 11 -  CLASSIFICATION OF MORTGAGE PORTFOLIO IN ACCORDANCE
WITH  THE REQUIREMENTS OF SFAS NO. 115

The Corporation's mortgage portfolio is a trading security. As such, it is required to be carried at fair value, with any unrealized holding gains or losses included in earnings. For the reasons, discussed in
Note 3, the carrying value of the mortgage portfolio has been determined by the Partnership's management to be equivalent to its carrying cost. Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company, utilizing the Note proceeds from the public offering, has acquired mortgage loans secured by first liens on real estate, as well as insured certificates and instruments of deposit or debt securities issued by the United States and instrumentality s thereof in accordance with an expressed Acquisition Policy. On November 26, 1997, the Company had received gross proceeds in excess of the minimum amount of $1,500,000 to break escrow under the Prospectus dated July 15, 1997, Commission Number 333-15151. As of June 30, 1998, the Company had received gross note proceeds of $2,368,500. Presented below is a summary of the use of proceeds from the Note offering as of June 30, 1998:

     Selling commissions                          $  161,800
     Offering management fee                          71,055
     Non-accountable expense allowance                47,370
     Organizational and offering expense             219,319
     Purchase of assets                               18,330
     Purchase of federal instruments                 322,367
     Purchase of residential mortgages
       and interim financings                      1,016,121
     Payment of note interest                        141,383
     Organizational expense reimbursement             32,550
     Cash remaining                                  338,205
                                                  ----------
               Gross offering proceeds            $2,368,500
                                                  ==========

Scheduled principal and interest payments on portfolio loans at June 30, 1998, represent an annualized rate of return of approximately 18% on the basis of the Company s cost in acquiring such portfolio loans and an annualized rate of return of approximately 17% (stated rate) on the basis of the unpaid principal balance of the portfolio loans at June 30, 1998.

At June 30, 1998 the portfolio of the Company consisted of mortgage notes with a carrying value of $991,561. The following table shows the mortgage notes at face value and carrying value which takes into consideration the discount and principal payments:

                                       Principal  Allowance
Face Value            Discount          Payments  For Losses     Carrying Value
$1,062,988            ($53,861)         ($66)      $(17,500)      $ 991,561

At June 30, 1998, the underlying real estate collateral of the Company's portfolio of mortgage loans have an appraised value of approximately $1,561,600, or a loan value to appraised value ratio of 66%. The collateral real estate securing such loans as of June 30, 1998 was residential real estate. The Company held no unimproved real estate loans as of June 30, 1998.

There are 3 mortgage loans with a carrying value of $123,150 that are delinquent (in terms of scheduled principal and interest payments) as of June 30, 1998. These loans represent 13% of the carrying value of the portfolio. The Company has initiated foreclosure procedures on 2 of the delinquent mortgage loans. These loans have a fair market value of approximately $100,600, with a carrying value of $52,650. Upon successful foreclosure, the Company expects to recognize a gain on the subsequent sale of the properties.

The Company began operations in December 1997, after attaining the minimum gross proceeds on November 26, 1997. The second quarter ended June 30, 1998, reflects the Company s swing into full operations. All revenue and most all expenses were up substantially over 1997 figures for the same quarter. (See Statement of Operations, page 4).

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

                         FEDERAL MORTGAGE MANAGEMENT II, INC.




August  1998             By  Guy. S. Della Penna
                             --------------------
                           Guy S. Della Penna, President &
                           Chief Executive Officer