Form 10QSB
period 1998-09-30
FEDERAL MORTGAGE MANAGEMENT II INC
filed 1998-11-12
CIK 1026106

4

                                                                          5



                  U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                FORM 10Q-SB

            Quarterly Report Pursuant to Section 13 or 15(d) of
                    the Securities Exchange Act of 1934

For the nine months ended                    Commission File Number
September 30, 1998                           33-48017-A
-------------------                          -----------------------

                   FEDERAL MORTGAGE MANAGEMENT II, INC.
                          (a Florida corporation)
          (Exact name of Registrant as specified in its Charter)
              Florida                                  65-0025618
------------------------------                   ----------------
State or other jurisdiction of                    I.R.S. Employer
incorporation or organization               Identification Number

           1800 Second St., Suite 780, Sarasota, Florida  34231
           ----------------------------------------------------
            (Address of principal executive offices, zip code)

Registrant's telephone number, including area code:  (941) 365-4200

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

For the nine months ended September 30, 1998, the Registrant had revenues of $345,992.

As of September 30, 1998, the Company had 145 secured promissory notes payable (Notes) with a total of $2,368,500 principal balance outstanding.


                 PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

      Set forth below are the unaudited financial statements reflecting the Company's financial condition as of September 30, 1998, and the related statements of operations and shareholders' equity for the nine months ended September 30, 1998 and 1997.


                   FEDERAL MORTGAGE MANAGEMENT II, INC.

                               BALANCE SHEET

                      SEPTEMBER 30, 1998 (Unaudited)

                                  ASSETS
CURRENT ASSET
      Cash                                    $ 423,608
      Residential mortgage notes                849,781
      Account receivable                         66,413
      Prepaid expenses                           71,100
      Certificates of deposit                   324,823
                                              ----------
                   Total current assets       1,735,725

OTHER ASSET
      Deferred financing costs, net of
           accumulated amortization             457,915
      Equipment at cost, net of
           accumulated depreciation              16,538
                                              ----------
                   Total other assets           474,453
                                              ----------

TOTAL ASSETS                                  $2,210,178
                                              ==========



                 LIABILITIES AND STOCKHOLDER'S DEFICIENCY

CURRENT LIABILITIES
      Accounts payable                        $   20,738
      Notes payable                            2,368,500
                                              ----------
                  TOTAL LIABILITIES            2,389,238


                   FEDERAL MORTGAGE MANAGEMENT II, INC.

                               BALANCE SHEET

                      SEPTEMBER 30, 1998 (Unaudited)

STOCKHOLDERS EQUITY

      Common stock, $.01 par value
        1,000 shares authorized, 100 shares
          issued and outstanding                     1
      Additional paid-in capital                   999
       Accumulated deficit                    (180,060)
                                            -----------
          Total Stockholders deficiency       (179,060)
                                            -----------

TOTAL LIABILITIES AND
             STOCKHOLDERS DEFICIENCY        $2,210,178
                                            ===========



                          STATEMENT OF OPERATIONS

              Nine Months and Three Months Ended September 30
                                (Unaudited)

                         Nine Months Ended    Three Months Ended
                      September 30 (Unaudited)September  30 (Unaudited)

                            1998       1997       1998        1997
                          --------   ---------  --------    --------
REVENUE
  Interest income         $107,041   $ ---       $ 47,676   $---
  Gain on sale of
     mortgage loans        226,283     ---         68,018    ---
  Other income              12,668     ---          4,794    ---
                          --------   ---------  --------- --------
     Total Revenue         345,992     ---        120,488    ---


EXPENSES
  Accounting and legal      17,617     2,508       5,000     ---
  Advertising                7,757     ---           588     ---
  Amortization/
    Depreciation            43,421     ---        25,894     ---
  Commission                25,829     ---        14,252     ---
  Consulting                19,997     1,500       1,000      1,500
  Insurance                  1,669     ---           576     ---
  Interest                 166,037    13,060      58,778     13,060
  Licenses, fees
    and reports             ---          165       ---      ---
  Management fees           27,839     ---         ---      ---
  Miscellaneous              5,144     ---           558    ---
  Office expenses           10,156        51       4,014    ---
  Rent                       8,594     ---         2,865    ---
  Salaries and Wages        51,916     ---         9,112    ---
  Service fees              12,844     ---         1,863    ---
  Taxes                      6,338     ---         1,787    ---
  Travel                     3,577     ---         1,104    ---
                          ---------  ---------  --------  --------

Total expenses             408,735    17,284     127,392    14,560
                          ---------  ---------  --------  ---------

NET LOSS/INCOME           $(62,743)  $(17,284)  $(6,903) $ (14,560)
                          =========  =========  ========  =========


             STATEMENT OF CHANGES IN STOCKHOLDER'S DEFICIENCY

               NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                (UNAUDITED)

                                  Additional    Accumu-
                       Common     Paid-In       lated
                       Stock      Capital       Deficit       Total
                       -------    ----------   --------      ------
Balance
 January 1, 1997       $     1    $     999    $ (3,057)   $ (2,057)
Net Loss                                        (17,284)    (17,284)
                       -------    ----------   ---------   ---------
Balance
 September 30, 1997    $     1    $     999    $(20,341)   $(19,341)
                       =======    ==========   =========   =========

                                 Additional    Accumu-
                      Common     Paid-In       lated
                      Stock      Capital       Deficit       Total
                      -------    ----------    --------     --------

Balance
 January 1, 1998      $     1    $      999    $(117,317)  $(116,317)

Net Loss                                         (62,743)    (62,743)
Balance               -------    ----------    ----------  ----------
 September 30, 1998   $     1    $      999    $(180,060)  $(179,060)
                      =======    ==========    ==========  ==========

                   FEDERAL MORTGAGE MANAGEMENT II, INC.

                          STATEMENT OF CASH FLOWS

               FOR THE NINE  MONTH PERIOD ENDED SEPTEMBER 30

                                (UNAUDITED)


                                                    1998          1997
                                               ------------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                  $(62,743)      $(17,284)

(Increase) decrease in operating assets:
     Accounts receivable                        (53,063)        ---
     Portfolio of residential mortgage notes    160,728         ---
     Prepaid expenses                           (59,100)       (7,500)
     Purchase of assets                         (18,330)        ---
     Depreciation/Amortization                   43,421         ---
     Deferred financing costs                  (190,582)      (19,242)
Increase (decrease) in operating liabilities:
     Accounts payable                           (33,075)        55,861
                                              ------------   ----------
          Total adjustments                    (150,001)        29,119
                                              ------------   ----------
     Net cash used in operating activities:    (212,744)        11,835

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of certificates of deposit       (324,822)        ---
     Sale of certificates of deposit            175,539         ---

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from note issuance                762,000        917,000
                                              ------------   ----------
          Net cash provided by
            financing activities                612,417         ---
                                              ------------   ----------

INCREASE IN CASH                                399,673        928,835

CASH AT BEGINNING OF PERIOD                      23,935            449
                                              ------------   ----------

CASH AT END OF PERIOD                          $423,608       $929,284
                                              ============   ==========


                       NOTES TO FINANCIAL STATEMENTS

           FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                (UNAUDITED)

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

The Corporation purchases residential mortgage loans at a discount from the face amount of the loans with the intention of selling the loans at a gain after servicing them for a relatively short period of time. The mortgage loans are purchased by investors based on various factors inherent in the group of mortgages presented for sale which are considered in the negotiating process. The fair market value of the mortgage loans at September 30, 1998 at a minimum, approximates cost after assessing the credit risks associated with the portfolio.

The portfolio of residential mortgage loans consist of the following:

               Face value            $901,510
               Discount               (34,072)
               Principal payments        (157)
               Allowances for losses  (17,500)
                                     ---------
               Carrying value        $849,781
                                     =========

The mortgages have various maturities ranging from 6 months to 30 years, and varying interest rates ranging from 11.56% to 18%. The residential mortgage loans are secured by first liens on residential real property. The Corporation s policy is to acquire residential mortgage loans with balances that do not exceed 90% of the fair market value of the real estate or the loan acquisition price does not exceed 80% of the fair market value of the collateral real estate at the time of the loan acquisition.

NOTE 4  -  NOTES PAYABLE

The Corporation issued notes through a public offering to finance the purchase of residential mortgage loans. The notes have interest rates ranging from 8.0% to 10.0% depending on the terms which range from 48 months to 72 months. Interest is paid monthly with principal being paid at maturity. Aggregate principal maturities on notes are as follows:

          2001                         38,000
          2002                         99,000
          2003                      2,231,500
                                   ----------
          Notes payable            $2,368,500


The notes are collateralized by all the assets of the Corporation. For the nine months ended September 30, 1998, the Corporation incurred interest expense of $166,037 related to the notes payable.

NOTE 5 -  RELATED PARTY TRANSACTIONS

The sole stockholder and affiliated entities enter into transactions with the Corporation as follows.

The stockholder is the majority stockholder in the best efforts managing underwriter broker/dealer which received compensation of $90,580 during the nine months ended September 30, 1998. The $90,580 consisted of $52,480 in commissions, $22,860 in note offering management fees and $15,240 in non-accountable expense allowance.

For the nine months ended September 30, 1998, the Corporation utilized office space rented from an affiliate for which it paid $8,594, and none for the same period ended 1997.

An affiliated company services the mortgages of the Corporation. For the nine months ended September 30, 1998, the Corporation paid servicing fees to the affiliate in the amount of $12,844. The Company did not have any mortgages for the same period ended 1997, hence, there were no service fees paid during that period.

NOTE 6  -  STOCKHOLDER'S EQUITY

Preferred Stock

The Board of Directors will establish the dividend rate, redemption price and rights of the holders of preferred stock prior to the date of issuance of the shares of stock. No preferred stock has been issued as of September 30, 1998. The Board of Directors has not established the preferred stockholders' preferences and rights as of the date of this report.

NOTE 7  -  DEFERRED FINANCING COSTS

Deferred financing costs consist of legal and accounting fees associated with the filing of the registration statement with the Securities and Exchange Commission as well as costs incurred for the promotion of the issuance of the promissory notes. These costs are amortized over the maturity of the notes.


NOTE 8  -  INCOME TAXES

The Corporation is recognized as a sub-chapter S Corporation by the Internal Revenue Service. Therefore, the financial statements include no provision for federal income taxes since the income or loss is reportable on the tax return of the stockholder.

NOTE 9 -  FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

In addition to the portfolio of residential mortgage loans, financial instruments that also subject the Corporation to concentrations of credit risk consist principally of cash deposits. The Corporation places these investments with a single financial institution. Deposits are insured up to $100,000. At any time, the Corporation may have cash deposits exceeding the uninsured amount. The following details financial instruments with off balance sheet risk for the Company at September 30, 1998:

          Certificate of deposit face            $ 373,379
          Certificate of deposit discount          (48,556)
                                                -----------
          Carrying value at
                September 30, 1998               $ 324,823
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


Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company, utilizing the Note proceeds from the public offering, has acquired mortgage loans secured by first liens on real estate, as well as insured certificates and instruments of deposit or debt securities issued by the United States and instrumentality s thereof in accordance with an expressed Acquisition Policy. On November 26, 1997, the Company had received gross proceeds in excess of the minimum amount of $1,500,000 to break escrow under the Prospectus dated July 15, 1997, Commission Number 333-15151. As of September 30, 1998, the Company had received gross note proceeds of $2,368,500. Presented below is a summary of the use of proceeds from the Note offering as of September 30, 1998:

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
                                                  ==========

Scheduled principal and interest payments on portfolio loans at September 30, 1998, represent an annualized rate of return of approximately 16% on the basis of the Company s cost in acquiring such portfolio loans and an annualized rate of return of approximately 15% (stated rate) on the basis of the unpaid principal balance of the portfolio loans at September 30, 1998.

At September 30, 1998 the portfolio of the Company consisted of mortgage notes with a carrying value of $991,561. The following table shows the mortgage notes at face value and carrying value which takes into consideration the discount and principal payments:


                           Principal    Allowance
Face Value    Discount     Payments     For Losses    Carrying Value
----------    --------     ----------   -----------   ---------------
$901,510      ($34,072)        ($157)   $ (17,500)      $ 849,781


At September 30, 1998, the underlying real estate collateral of the Company's portfolio of mortgage loans have an appraised value of approximately $1,278,955, or a loan value to appraised value ratio of 71%. The collateral real estate securing such loans as of September 30, 1998 was residential real estate. The Company held no unimproved real estate loans as of September 30, 1998.

There are 2 mortgage loans with a carrying value of $95,705 that are delinquent (in terms of scheduled principal and interest payments) as of September 30, 1998. These loans represent 12% of the carrying value of the
portfolio.   The  Company has initiated foreclosure procedures  on  1  of  the delinquent mortgage loans. This loan has a fair market value of approximately $75,617, with a carrying value of $43,500. Upon successful foreclosure, the Company expects to recognize a gain on the subsequent sale of the properties.

The Company began operations in December 1997, after attaining the minimum gross proceeds on November 26, 1997. The Company began operations in fiscal 1998, hence all revenue and expense items were up substantially over 1997. (See Statement of Operations, Page 4).


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

                            FEDERAL MORTGAGE MANAGEMENT II, INC.




November  1998                   By  Guy. S. Della Penna
---------------                  ----------------------------------
                              Guy S. Della Penna, President &
                              Chief Executive Officer