Form 10KSB
period 1998-12-31
FEDERAL MORTGAGE MANAGEMENT II INC
filed 1999-04-07
CIK 1026106

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549


FORM 10-K SB


ANNUAL  REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended                     Commission File No.
December 31, 1998                                       333-15151


FEDERAL MORTGAGE MANAGEMENT II, INC.
(Exact name of registrant as specified in its charter)


                   Florida                              65-0625618             -
------------------------------	    		             ----------------
State or other jurisdiction of         IRS Employer Identification
incorporation or organization                               Number

1800 Second Street, Suite 780, Sarasota, Florida  34236
-------------------------------------------------------
(Address of principal executive offices, zip code)

941-954-2328
------------
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(b) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing
requirements for the past 90 days.    /X/  Yes  / / No.

As of December 31, 1998 the Company has 144 secured promissory Notes Payable (Notes) with a total of $2,368,500 principal balance outstanding. As indicated, the Company is a Company organized pursuant to Florida law. The Company had total revenues of $409,291 in 1998.


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

Pending the purchase of Portfolio Loans, the Company may invest available cash in deposit or certificate accounts of state or federally chartered banking institutions with a least $500 million of assets or debt securities of the United States or instrumentalities thereof ("Federal Instruments") or money market or equivalent funds at a New York Stock Exchange member firm with net assets of at least $200 million ("Money Market Funds").

In accordance with the acquisition policy the Company may:

(a)	Originate and acquire residential real estate mortgage loans (i)
secured by a first lien on the collateral real estate, and (ii) with a loan balance not in excess of 90% of the estimated fair market value of the collateral real estate at the time of acquisition of the Portfolio Loan by the Company or, alternatively, a Portfolio Loan with a loan to value ratio in excess of 90% may be acquired by the Company provided that the Company's cost to acquire the loan does not exceed 85% of the estimated fair market value of the real estate as determined at the time of acquisition of the Portfolio Loan;

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

(c)	In cases when the Company is acquiring a promissory note secured by a first lien mortgage on a parcel of property, originate or acquire a residential real estate mortgage loan secured by a second lien on the collateral real estate, provided that both loans, on an aggregate basis, meet the criteria of paragraph (a) above; provided however, that the aggregate principal balance of all second lien loans shall not at any time exceed 10% of the aggregate principal balance of all second lien loans shall not at any time exceed 10% of the aggregate principal balance of all Portfolio Loans;

(d)	Originate, without limitation as to amount, short-term (up to 12 months) mortgage loans for purposes of purchasing undervalued residential real estate, as more fully described below; and

(e)	In all loan acquisition transactions, take into account the relative contribution in terms of cash flow to be provided by such loan or group of loans in the context of the Company's principal and interest obligations under the outstanding Notes.

On November 26, 1997, the Company had received gross proceeds in excess of the minimum amount of $1,500,000 to break escrow under the Prospectus dated July 15, 1997, Commission Number 333-15151. As of December 31, 1998, the Company had received gross note proceeds of $2,368,500. Presented below is a summary of the use of proceeds from the Note offering as of December 31, 1998:


	Selling commissions		                          $ 161,800
Offering management fee		                        	 71,055
Non-accountable expense allowance		                47,370
Organizational and offering expense		             219,319
Purchase of assets			                              18,330
Purchase of federal instruments		                 322,367
Purchase of residential mortgages
   and interim financings		                     1,028,008
Payment of note interest		                       	223,816
Organizational expense reimbursement		             32,520
Operating expenses			                             262,245
                                               			-------
   Gross offering proceeds		                   $2,368,500

The notes were sold on a best efforts basis by FAS Wealth Management Services, Inc., formerly Executive Wealth Management, Inc., the managing underwriter. As of December 31, 1998, the offering was closed.

Supply of Portfolio Loans

In the recent past there has been a limited supply of the types of mortgage loans intended to be purchased as Portfolio Loans. The types of loans sought by the Company are not generally available through any recognized national market; rather, in each geographic region there appears to be a limited number of buyers and sellers involved in the market. Mr. Della Penna has established relationships with several buyers and sellers in Arkansas, California, Florida, Kansas, Missouri, North Carolina, Ohio, Oklahoma, Pennsylvania and Texas. Management believes that such sellers should be able to provide a steady source of Portfolio Loans for the Company, and that such buyers will provide a ready market for all of the mortgage notes purchased by the Company after the Company has "seasoned" and "scrubbed" such loans. At present, one company in Texas, Homevestors of America, Inc., ("Homevestors"), is providing a majority of the residential mortgage loans being purchased by FMIL and FMMI, and such loan originator may be the source of a significant amount of the mortgage loans purchased by the Company as Portfolio
Loans. Mr. Della Penna beneficially owns approximately 13.2% of the Common Stock of Homevestors. Homevestors is establishing a network of individuals and companies which will buy and sell residential real estate with a focus on sales to credit impaired buyers and, in connection with such sales, originate mortgage loans on such real estate which will meet the Acquisition Policy of the Company.

Portfolio Loan Servicing

The responsibility of servicing the Portfolio Loans of the Company is vested in the management of the Company. In that regard, management will be responsible for the collection of all principal and interest payments due under the terms of the Portfolio Loans, for the institution and prosecution of collection proceedings, including foreclosure, with respect to Portfolio Loans which are in default, the sale of property after completion of foreclosure, the acquisition and disposition of Portfolio Loans, including origination activities, and where appropriate, the elimination of origination deficiencies from nonconforming loans which otherwise involve acceptable
credit and payment histories.   Company management intends to arrange for
the performance of Portfolio Loan service operations through FMIL, utilizing a loan servicing system which complies with FNMA standards. The Company will pay a monthly fee of .5% (on an annual basis) of the aggregate outstanding principal balance of the Portfolio Loans as of the end of the prior month.

Competition.

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

Custody Agreement.

The Notes were issued pursuant to an indenture and custody agreement (the "Custody Agreement"), and the notes and mortgages comprising the Portfolio Loans are held by, and in the name of, Michael Hric, P.A., as trustee (the "Trustee"), acting as agent for the holders of the Notes. The Custody Agreement does not contain provisions meeting the requirements of the Trust Indenture Act of 1939, although the holders of the Notes and the Trustee will have certain rights which correspond to some of the requirements of such act. The Trustee will acquire and maintain a lien on the Portfolio Loans (as well as the proceeds of any sale of a Portfolio Loan until the same is reinvested in another Portfolio Loan or paid out to the Noteholders)
 and any real estate acquired upon foreclosure of a Portfolio Loan. Pending the purchase of Portfolio Loans, the Company may invest available cash in
Federal Instruments or Money Market Funds which will also be held by the Trustee under the Custody Agreement.

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

At December 31, 1998, the significant assets of the Company were constituted by the first lien residential mortgage loans, interim financing loans and certificates of deposit in the amount of $952,892 and $347,827, respectively. The mortgaged properties included in the loan portfolio at December 31, 1998, are located in Florida, Kansas, Missouri, California, S. Carolina and Texas. (See Item 1 for discussion of mortgage activity, including servicing and portfolio turnover policy.)

Item 3.	Legal Proceedings

The Company was not a party to any litigation for the period ended December 31, 1998 nor is any litigation or claim threatened.


Item. 4	Submission of Matters to a Vote of Security Holders

NOT APPLICABLE


PART II



Item 5.	Market for Common Equity and Related Stockholder Matters

An affiliate of the Registrant, Federal Mortgage Management, Inc. ("FMMI"), conducted and concluded in 1993 and 1994 a public offering of its Secured Promissory Notes designated as the Series 1993A Notes of FMMI. FMMI is in default with respect to the sub-Series 1993A-IV Notes in aggregate principal amount of $2,740,000. FMMI is in the process of offering to exchange $1,945,200 principal amount of such notes held by residents of the State of Florida for new Notes in the same principal and interest amounts but having an extended due date of June 21, 2002.

The Registrant, in separate and distinct transaction, has privately offered to approximately 25 holders of such 1993A-IV sub-Series of Notes who are not residents of the State of Florida its Subordinated Secured Promissory Notes, First Series (the "Subordinated Notes") in aggregate principal amount of $716,500 which is the principal amount of the unpaid 1993A-IV notes held by such non-Florida resident holders.

The principal and interest obligation of the Subordinated Notes will be junior and inferior to the principal and interest obligation represented by the 1997A Series of Notes of the Registrant which were publicly offered during the recent past. The terms of issuance of the 1997A Series of Notes of the Registrant remains unchanged and the obligation represented by the Subordinated Notes and the lien securing the Subordinated Notes will be junior and inferior to the first priority lien which presently secures the principal and interest obligation of the 1997A Series of Secured Promissory Notes of the Registrant.

As of the time of the filing of this report, the Registrant cannot predict whether such Subordinated Notes will be issued.

At December 31, 1998, all of the outstanding voting equity securities of the Company were held of record and beneficially by Guy S. Della Penna. Mr. Della Penna is the promoter and sole director and officer of the Company. There is no present market for the Common Stock of the Company.


Item 6.	Management's Discussion and Analysis or Plan of Operations

Plan of Operation

The Company received gross Note proceeds in excess of the minimum principal amount of $1,500,000 on November 26, 1997. The Company was required to pay monthly interest to Noteholders starting December, 1997 in accordance with the registration statement, even though the Company was not fully invested in a portfolio of mortgage loans.

The Company utilizing the Note proceeds from the public offering, has acquired mortgage loans secured by first liens on real estate, interim financing, as well as insured certificates and instruments of deposit or debt securities issued by the United States and instrumentality's thereof in accordance with an expressed Acquisition Policy. Acquired mortgage loans must have an amortization schedule with respect to monthly payments or principal and interest not in excess of 360 months (30 years) from the time that the mortgage loan acquired was originated or periodic payments of interest only.

Scheduled principal and interest payments on portfolio loans at December 31, 1998, represent an annualized rate of return of approximately 17% on the basis of the Company costs in acquiring such portfolio loans and an annualized rate of return of approximately 16% (stated rate) on the basis of the unpaid principal balance of the Portfolio Loans at December 31, 1998.

At December 31, 1998, the portfolio of the Company consisted of mortgage notes with a carrying value of $1,010,508. The following table shows the mortgage notes at a face value and carrying value which takes into consideration the discount, principal payments and an allowance for loss:


                                         Allowance
                            Principal       for
  Face Value		 Discount    	Payments      	 Loss	      Carrying Value
  ----------		 --------    	---------	  ----------	    --------------
  $1,006,425		  $(34,072)	  $   (760)  	$  (18,701)	   $952,892


At December 31, 1998, the underlying real estate collateral of the Company's portfolio of mortgage loans have an appraised value of approximately $1,575,565 or a carrying value to appraised value ratio of .64 to 1. The collateral real estate securing such loans as of December 31, 1998 was residential real estate and interim financing. The Company held no unimproved real estate loans as of December 31, 1998.

7.	Management's Discussion and Analysis of Financial Condition and Results of
Operation



REVENUE		                                          1998  		      1997    	Increase
                                                                          (Decrease)
                                        	        ---------   	---------	   ----------
Interest income-residential
 mortgage loans	                                 $	145,824   	$	 6,827     	$	138,997
Gain on sale of mortgage notes	                   	226,283 		     ---   	    	226,283
Other revenue	                                     	37,184 		   19,513 		      17,671
                                                 ---------    --------      ---------
EXPENSES
Advertising		                                        7,757 		   12,935 		      (5,178)
Consulting	                                        	47,786 	   	20,120 		      27,666
Interest expense		                                 223,816 		   47,098 		     176,718
Management fees	                                   	47,814 		   41,096 		       6,718
Other expense		                                    228,902 	      	349 	     	228,553
Service fees		                                      13,506 		    1,500 		      12,006


For the year ended December 31, 1998, the Company experienced a net loss of $165,490 compared to a $114,260 loss for the year ended 1997. This increase of $51,230 reflects the start up operations of the Company during fiscal 1998.

Overall income increased $382,951 for the year ended December 31, 1998, as compared to the same period ended 1997. This increase relates to the Company completing its offering of notes in the amount of $2,368,500 and initiating operations during 1998.

Expenses also increased for the year ended December 31, 1998, as compared to the same period ended 1997.

Advertising expense decreased $5,178 for the year ended December 31, 1998 as compared to the same period ended 1997. This decrease is due to the fact that the offering closed in early fiscal 1998.

Consulting fees increased $27,666 for the year ended December 31,1998, as compared to the same period ended 1997. This increase relates to increased accounting and legal fees associated with the Company.

Interest expense increased from $47,098 for the year ended December 31, 1997 to $223,816 for the same period ended 1998. This increase relates to a larger amount of notes outstanding for a longer period of time during fiscal 1998 compared to 1997.

Management fees increased $6,618 for the year ended December 31, 1998, as compared to the same period ended 1997. This increase is due to the fact that there were more funds available for investment purposes during fiscal 1998, as compared to 1997.

Service fees increased $12,006 for the year ended December 31, 1998, as compared to the same period ended 1997. This increase relates to more funds being invested in mortgages at December 31, 1998, as compared to 1997, and for a longer period of time.


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

The day-to-day business and affairs of the Company are managed and carried out the by President. Mr. Guy S. Della Penna serves as the sole director and President of Federal Mortgage Management II, Inc. Information concerning Mr. Della Penna is presented below:

Mr. Della Penna, age 46, has been a resident of Sarasota, Florida since 1980 and is the founder and President of Capital Management Group, Inc. Capital Management Group, Inc. was organized by Mr. Della Penna in 1989. Under the auspices of Capital Management Group, Inc., Mr. Della Penna has provided financial and tax consulting and advisory services to individuals and corporate entities. Capital Management Group, Inc. also acts as general agent for various insurance companies. Mr. Della Penna is a General Securities Principal and Financial and Operations Principal pursuant to NASD Rules. Additionally, at December 31, 1996, Mr. Della Penna was the majority shareholder, director and officer of Executive Securities, Inc., the manager of the Note offering. Mr. Della Penna has been active in the financial industry for approximately 19 years. During the period April 1980 to January 1986, Mr. Della Penna served as the Assistant to the Chairman of the Board of Snelling & Snelling, Inc., as well as Assistant Treasurer. Snelling & Snelling, Inc. is a franchiser of an employee recruitment business. While with such firm, Mr. Della Penna also served as a member of the Executive, Acquisition and Pension and Profit Sharing committees. Mr. Della Penna also served as the personal business manager and financial advisor to the Snelling family and affiliated entities and in such capacity, was responsible for cash management, tax and investment analysis and commitments. The Snelling family are the principal shareholders of Snelling & Snelling, Inc. During the period April, 1978 through February 1980, Mr. Della Penna was an associated person of Lehman Brothers, New York, New York, where he was involved in the structuring, documentation and marketing of tax exempt financings issued by state and local governments. Mr. Della Penna holds a Bachelor of Science degree in Business Administration from Ithaca College, Ithaca, New York and received a Master of Business Administration degree in Finance from the State University of New York, Albany, New York.

Item 11.	Executive Compensation

SUMMARY COMPENSATION TABLE


                                                          Long Term Compensation
                           Annual Compensation      			     Awards		             	Payouts
(a)  	   	    (b)     (c)	     (d)    (e)       (f)         (g)	   	     (h) 		   (i)

                                      Other		              	Securities
Name				                             	Annual   	Restricted  Under- 	     All      Other
and						                             Compen-   Stock       lying 	      LTIP 	   Compen-
Principal				                        	sation	   Award(s)   	Options/     Payouts  sation
Position       Year	  Salary   Bonus  SARs
---------     -----  -------- ------ -------    ----------  ---------    -------  --------

Guy S.
Della Penna
President/CEO		1997	                	$ 41,096
               1998	                 	 47,814

Item 12.	Security Ownership of Certain Beneficial Owners and Management

As of December 31, 1998, Mr. Della Penna, President and CEO, owns 100% of the outstanding shares of common stock.

Item 13.	Certain Relationships and Related Transactions


Management fees of $47,814 and $41,096 were paid for the period ending December 31, 1998 and 1997, respectively, to an affiliated company, Capital Mortgage Management. Mr. Della Penna is the 100% stockholder of this affiliated Company.



Item 14.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

NOT APPLICABLE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FEDERAL MORTGAGE MANAGEMENT II, INC.



BY:       Guy S. Della Penna
      ------------------------------------
      Guy S. Della Penna, President & Chief
      Executive Officer


March 1999

6